Form 10-Q
period 1996-03-31
PDC 1995 -D LIMITED PARTNERSHIP
filed 1996-05-15
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                       Commission file number 033-70568

               I.R.S. Employer Identification Number 55-0743002

                        PDC 1995-D LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1996 and December 31, 1995         1

           Statement of Operations -
            Three Months Ended March 31, 1996                          2

           Statement of Partners' Equity - March 31, 1996              3

           Statement of Cash Flows-
            Three Months Ended March 31, 1996                          4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995





  Assets
                                                   1996                1995
                                                (Unaudited)

Current assets:
  Cash                                           $   18,950          20,000
  Accounts receivable - oil and gas revenues         23,096             -
           Total current assets                      42,046          20,000

Oil and gas properties, successful efforts method
      Oil and gas properties                      8,901,796            -
  Unevaluated properties                               -          8,901,796
      Less accumulated depreciation, depletion,
        and amortization                             19,276            -
                                                  8,882,520       8,901,796

                                                 $8,924,566       8,921,796

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   12,821          13,871
                    Total current liabilities           12,821       13,871


Partners' Equity                                  8,911,745       8,907,925

                                                 $8,924,566       8,921,796

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                       Three months ended March 31, 1996
                                  (Unaudited)




Revenues:
  Sales of oil and gas                            $ 27,636
                                                    27,636

Expenses:
  Lifting cost                                       4,540
  Depreciation, depletion, and amortization         19,276
                                                    23,816

           Net income                             $  3,820

           Net income per limited and additional
             general partner unit                 $      7


See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (Unaudited)





                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995         $7,126,340       $1,781,585   $8,907,925
Net income                              3,056              764        3,820

      Balance, March 31, 1996      $7,129,396       $1,782,349   $8,911,745


See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                       Three months ended March 31, 1996
                                  (Unaudited)



Cash flows from operating activities:
  Net income                                                     $   3,820
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                     19,276
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues       (23,096)
      Decrease in accrued expenses                                  (1,050)
          Net cash used by operating activities                     (1,050)

Cash flows from investing activities:
  Expenditures for oil and gas properties                             -
            Net cash used by investing activities                     -

Cash flows from financing activities:
  Distributions to partners                                           -
           Net cash used by financing activities                      -

Net decrease in cash                                                (1,050)
Cash at beginning of period                                         20,000
Cash at end of period                                            $  18,950


See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded on December 29, 1995 with initial Limited and Additional General Partner contributions of $8,157,071 and the Managing General Partner contributed $1,784,359. Syndication and management fee costs of $1,019,634 were incurred leaving available capital of $8,921,796 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1996. Forty-three wells have been drilled, of which forty-one have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1996 of $29,225.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently high, but are not predictable in the coming year.

    Results of Operations

         The Partnership had natural gas sales during the first quarter of 1996 from ten of the Partnership's producing wells. As of May 10, 1996, sixteen of the Partnership's forty-one productive wells were producing natural gas. The remaining twenty-five are scheduled to go into production during the remainder of the second quarter of 1996. Cash distributions to the partners will commence during the second quarter of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1995-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 13, 1996                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 13, 1996                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer