Form 10-Q
period 1996-06-30
PDC 1995-D LIMITED PARTNERSHIP
filed 1996-08-09
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1996 and December 31, 1995          1

           Statement of Operations -
            Three Months and Six Months Ended June 30, 1996            2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1996                             3

           Statement of Cash Flows -
            Six Months Ended June 30, 1996                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995



  Assets
                                                   1996                1995
                                                (Unaudited)

Current assets:
  Cash                                           $    6,796       $  20,000
  Accounts receivable - oil and gas revenues        181,600             -
           Total current assets                     188,396          20,000

Oil and gas properties, successful efforts method
      Oil and gas properties                      8,901,796            -
  Unevaluated properties                               -          8,901,796
      Less accumulated depreciation, depletion,
        and amortization                            107,324            -
                                                  8,794,472       8,901,796

                                                 $8,982,868      $8,921,796

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $      682      $   13,871
                    Total current liabilities           682          13,871


Partners' Equity                                  8,982,186       8,907,925

                                                 $8,982,868      $8,921,796

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                Three months and Six Months ended June 30, 1996
                                  (Unaudited)

                                                   Three Months    Six Months
                                                      Ended           Ended
                                                   June 30, 1996  June 30, 1996


Revenues:
      Sales of oil and gas                           $ 225,013    $ 252,649

Expenses:
      Lifting cost                                      36,889       41,429
      Direct administrative cost                            15           15
      Depreciation, depletion, and amortization         88,048      107,324
                                                       124,952      148,768

              Net income                             $ 100,061    $ 103,881

              Net income per limited and additional
                general partner unit                 $     197    $     204

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995       $7,126,340      $1,781,585    $8,907,925
Net income                           83,105          20,776       103,881
Distributions to partners           (23,696)         (5,924)      (29,620)
      Balance, June 30, 1996     $7,185,749      $1,796,437    $8,982,186

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 1996
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                    $  103,881
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                    107,324
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (181,600)
      Decrease in accrued expenses                                 (13,189)
          Net cash provided from operating activities               16,416

Cash flows from financing activities:
  Distributions to partners                                        (29,620)
           Net cash used by financing activities                   (29,620)

Net decrease in cash                                               (13,204)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   6,796

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1996. Forty-four wells have been drilled, of which forty-two have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at June 30, 1996 of $187,714.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently above seasonal averages, but are not predictable in the coming year.

    Results of Operations

    Three Months Ended June 30, 1996

         The Partnership turned into production twenty-four wells in addition to the ten wells turned into production during the first quarter. This makes a total of thirty-four of the Partnership's forty-two productive wells producing natural gas as of June 30, 1996. The remaining eight wells are scheduled to be put into service during the third quarter of 1996. The Partnership's first cash distribution commenced during the second quarter of 1996.

    Six Months Ended June 30, 1996

         The Partnership began and completed exploration and development activities during the first six months of 1996. Oil and gas sales commenced during the first quarter and cash distributions to the partners commenced during the second quarter.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.



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


                                              PDC 1995-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 7, 1996                           /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 7, 1996                           /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer