Form 10-Q
period 1996-09-30
PDC 1995-D LIMITED PARTNERSHIP
filed 1996-11-14
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1996 and December 31, 1995     1

           Statement of Operations -
            Three Months and Nine Months Ended September 30, 1996      2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1996                       3

           Statement of Cash Flows -
            Nine Months Ended September 30, 1996                       4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995



  Assets
                                                   1996                1995
                                                (Unaudited)

Current assets:
  Cash                                           $    6,847       $  20,000
  Accounts receivable - oil and gas revenues        225,137             -
           Total current assets                     231,984          20,000

Oil and gas properties, successful efforts method
  Oil and gas properties                          8,901,796            -
  Unevaluated properties                               -          8,901,796
  Less accumulated depreciation, depletion,
        and amortization                            257,014            -
                                                  8,644,782       8,901,796

                                                 $8,876,766      $8,921,796

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $      682      $   13,871
                    Total current liabilities           682          13,871


Partners' Equity                                  8,876,084       8,907,925

                                                 $8,876,766      $8,921,796

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

             Three months and Nine Months ended September 30, 1996
                                  (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                    September 30, 1996      September 30, 1996




Revenues:
      Sales of oil and gas             $ 236,789               $ 489,438
      Interest income                         51                      51
                                         236,840                 489,489

Expenses:
      Lifting cost                        34,231                  75,660
      Direct administrative cost             -                        15
      Depreciation, depletion,
       and amortization                  149,690                 257,014
                                         183,921                 332,689

              Net income               $  52,919               $ 156,800

              Net income per limited
               and additional
                general partner unit   $     104               $     308

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995       $7,126,340      $1,781,585    $8,907,925
Net income                          125,440          31,360       156,800
Distributions to partners          (150,913)        (37,728)     (188,641)
      Balance,
       September 30, 1996        $7,100,867      $1,775,217    $8,876,084

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                     Nine months ended September 30, 1996
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                    $  156,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                    257,014
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (225,137)
      Decrease in accrued expenses                                 (13,189)
          Net cash provided from operating activities              175,488

Cash flows from financing activities:
  Distributions to partners                                       (188,641)
           Net cash used by financing activities                  (188,641)

Net decrease in cash                                               (13,153)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   6,847

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at September 30, 1996 of $231,302.

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

    Results of Operations

    Three Months Ended September 30, 1996

         The Partnership turned into production eight wells in addition to the thirty-four wells turned into production during the first two quarters of 1996. This makes all of Partnership's forty-two wells producing natural gas as of September 30, 1996. While the Partnership experienced a modest net income of $52,949, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $159,021 to the partners in the third quarter of 1996.

    Nine Months Ended September 30, 1996

         The Partnership began and completed exploration and development activities during the first nine months of 1996. Oil and gas sales commenced during the first quarter and cash distributions to the partners commenced during the second quarter. All of the Partnership's forty-two wells are producing and will all produce for the entire fourth quarter of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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


                                              PDC 1995-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 11, 1996                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 11, 1996                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer