Form 10-Q
period 1997-03-31
PDC 1995-D LIMITED PARTNERSHIP
filed 1997-05-14
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1997 and December 31, 1996         1

           Statements of Operations -
            Three Months Ended March 31, 1997                          2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1997                          3

           Statements of Cash Flows-
            Three Months Ended March 31, 1997                          4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996



  Assets
                                                   1997                1996
                                                (Unaudited)

Current assets:
  Cash                                           $    8,516           7,125
  Accounts receivable - oil and gas revenues        236,216         267,719
           Total current assets                     244,732         274,844

Oil and gas properties, successful efforts method
      Oil and gas properties                      8,901,796       8,901,796
      Less accumulated depreciation, depletion,
        and amortization                            695,017         508,314
                                                  8,206,779       8,393,482

                                                 $8,451,511       8,668,326

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   24,564          24,564
                    Total current liabilities           24,564       24,564


Partners' Equity                                  8,426,947       8,643,762

                                                 $8,451,511       8,668,326

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997          1996


Revenues:
    Sales of oil and gas                         $ 337,942        27,636
    Interest income                                  1,403          -
                                                   339,345        27,636

Expenses:
    Lifting cost                                    67,205         4,540
    Direct administration cost                          12          -
    Depreciation, depletion, and amortization      186,703        19,276
                                                   253,920        23,816

      Net income                                  $ 85,425         3,820

      Net income per limited and additional
        general partner unit                      $    168             7

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (Unaudited)



                                Limited and
                                additional        Managing
                                general partners  general partner   Total

Balance, December 31, 1996        $6,915,009       $1,728,753     8,643,762
Net income                            68,340           17,085        85,425
Distributions to partners           (241,792)         (60,448)     (302,240)

      Balance, March 31, 1997     $6,741,557       $1,685,390    $8,426,947

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                       Three months ended March 31, 1997
                                  (Unaudited)

                                                      1997           1996



Cash flows from operating activities:
      Net income                                   $ 85,425          3,820
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Depreciation, depletion,
             and amortization                       186,703         19,276
          Changes in operating assets
             and liabilities:
          Decrease (increase) in accounts
             receivable - oil and gas revenues       31,503        (23,096)
          Decrease in accrued expenses                 -            (1,050)
             Net cash provided from (used by)
             operating activities                   303,631         (1,050)

Cash flows from financing activities:
      Distributions to partners                    (302,240)          -
             Net cash used by
             financing activities                  (302,240)          -

Net incresae (decrease) in cash                       1,391         (1,050)
Cash at beginning of period                           7,125         20,000
Cash at end of period                             $   8,516         18,950

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1997 of $220,168.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Revenue and expenses during the first quarter of 1997 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1996 all of the wellls were not yet turned into the line and producing. The Partnership distributed $302,240 to the partners during the first quarter of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                              PDC 1995-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1997                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1997                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer