Form 10-Q
period 1997-06-30
PDC 1995-D LIMITED PARTNERSHIP
filed 1997-08-13
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1997                             2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statements of Cash Flows-
            Six Months Ended June 30, 1997                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996



  Assets
                                                   1997                1996
                                                (Unaudited)

Current assets:
  Cash                                          $    1,191            7,125
  Accounts receivable - oil and gas revenues       156,657          267,719
           Total current assets                    157,848          274,844

Oil and gas properties, successful efforts method
      Oil and gas properties                     8,901,796        8,901,796
      Less accumulated depreciation, depletion,
        and amortization                           866,003          508,314
                                                 8,035,793        8,393,482

                                                $8,193,641        8,668,326

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   14,327           24,564
                    Total current liabilities       14,327           24,564


Partners' Equity                                 8,179,314        8,643,762

                                                $8,193,641        8,668,326

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

           Three Months and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1997       1996           1997         1996

Revenues:
  Sales of oil and gas                     $258,370    $225,013      $596,312     $252,649
  Interest income                             1,011        -            2,414         -
                                            259,381     225,013       598,726      252,649

Expenses:
  Lifting cost                               59,541      36,889       126,746       41,429
  Direct administrative cost                     15          15            27           15
  Depreciation, depletion and
   amortization                             170,986      88,048       357,689      107,324

                                            230,542     124,952       484,462      148,768

     Net income                            $ 28,839    $100,061      $114,264     $103,881


     Net income per limited and
       additional general partner unit     $     56    $    197      $    224     $    204

See accompanying notes to financial statements.

                              PDC 1995-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional        Managing
                                    general partners  general partner   Total

Balance, December 31, 1996            $6,915,009       $1,728,753     8,643,762
Net income                                91,412           22,852       114,264
Distributions to partners               (462,970)        (115,742)     (578,712)

          Balance, June 30, 1997      $6,543,451       $1,635,863    $8,179,314

See accompanying notes to financial statements.

                              PDC 1995-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                              Six months ended June 30, 1997
                                        (Unaudited)

                                                          1997           1996



Cash flows from operating activities:
          Net income                                   $114,264        103,881
          Adjustments to reconcile net
           income to net cash provided
           by operating activities:
              Depreciation, depletion,
                 and amortization                       357,689        107,324
              Changes in operating assets
                 and liabilities:
              (Decrease) increase decrease in accounts
                 receivable - oil and gas revenues      111,062       (181,600)
              Decrease in accrued expenses              (10,237)       (13,189)
                 Net cash provided from
                 operating activities                   572,778         16,416

Cash flows from financing activities:
          Distributions to partners                    (578,712)       (29,620)
                 Net cash used by
                 financing activities                  (578,712)       (29,620)

Net decrease in cash                                     (5,934)       (13,204)
Cash at beginning of period                               7,125         20,000
Cash at end of period                                 $   1,191      $   6,796

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1997 of $143,521.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1997 Compared with 1996

             Revenue and expenses during the second quarter of 1997 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1996 all of the wellls were not yet turned into the line and producing for the entire quarter. While the Partnership experienced net incoem of only $28,839, depreciation, depletion, and amortization is a non-cash expense and therefore the partnership distributed $276,472 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1997 Compared With 1996

             Revenue and expenses during the first six months of 1997 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1996 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced a net income of $114,264, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $578,712 to the partners during the first six months of 1997.

                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1997.



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


                                              PDC 1995-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 12, 1997                              /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 12, 1997                              /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer