Form 10-Q
period 1997-09-30
PDC 1995-D LIMITED PARTNERSHIP
filed 1997-11-10
CIK 1009961

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statement of Operations -
            Three Months and Nine Months Ended September 30, 1997      2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1997                       3

           Statement of Cash Flows -
            Nine Months Ended September 30, 1997                       4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996



  Assets
                                                   1997                1996
                                                (Unaudited)

Current assets:
  Cash                                          $    1,696       $    7,125
  Accounts receivable - oil and gas revenues       165,705          267,719
           Total current assets                    167,401          274,844

Oil and gas properties, successful efforts method
      Oil and gas properties                     8,901,796        8,901,796
      Less accumulated depreciation, depletion,
        and amortization                         1,029,713          508,314
                                                 7,872,083        8,393,482

                                                $8,039,484       $8,668,326

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    9,270       $   24,564
                    Total current liabilities        9,270           24,564


Partners' Equity                                 8,030,214        8,643,762

                                                $8,039,484       $8,668,326

See accompanying notes to financial statements.

                        PDC 1995-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

             Three months and Nine Months ended September 30, 1997
                                  (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                            1997         1996          1997         1996




Revenues:
  Sales of oil and gas                     $227,343   $ 236,789      $823,655    $ 489,438
  Interest income                               533          51         2,947           51
                                            227,876     236,840       826,602      489,489

Expenses:
  Lifting cost                               56,449      34,231       183,195       75,660
  Direct administrative cost                     28         -              55           15
  Depreciation, depletion,
   and amortization                         163,710     149,690       521,399      257,014
                                            220,187     183,921       704,649      332,689

     Net income                            $  7,689   $  52,919      $121,953    $ 156,800

     Net income per limited
      and additional
       general partner unit                $     18   $     104      $    242    $     308

See accompanying notes to financial statements.

                              PDC 1995-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine months ended September 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996           $6,915,009      $1,728,753    $8,643,762
Net income                               98,682          23,271       121,953
Distributions to partners              (589,681)       (145,820)     (735,501)
   Balance, September 30, 1997       $6,424,010      $1,606,204    $8,030,214

See accompanying notes to financial statements.

                              PDC 1995-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                  Statement of Cash Flows

                       Nine months ended September 30, 1997 and 1996
                                        (Unaudited)

                                                              1997        1996

Cash flows from operating activities:
          Net income                                      $121,953   $  156,800
          Adjustments to reconcile net
            income to net cash
            provided by operating activities:
              Depreciation, depletion, and
               amortization                                521,399      257,014
              Changes in operating assets
                 and liabilities:
              Increase (decrease) in accounts receivable -
                  oil and gas revenues                     102,014     (225,137)
              Decrease in accrued expenses                 (15,294)     (13,189)
                  Net cash provided from
                  operating activities                     730,072      175,488

Cash flows from financing activities:
          Distributions to partners                       (735,501)    (188,641)
                 Net cash used by
                 financing activities                     (735,500)    (188,641)

Net decrease in cash                                        (5,429)     (13,153)
Cash at beginning of period                                  7,125       20,000
Cash at end of period                                    $   1,696    $   6,847

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at September 30, 1997 of $158,131.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended September 30, 1997 and 1996

             Revenues and expenses during the third quarter of 1997 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1996 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of only $7,689, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $156,789 to the partners in the third quarter of 1997.

        Nine Months Ended September 30, 1997 and 1996

             Revenues and expenses during the first nine quarter of 1997 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1996 all of the wells were not yet turned into line and producing for the entire period. While the Partnership experienced a modest net income of $121,953, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $735,501 to the partners during the first nine months of 1997.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 September 30, 1997.



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

                                              PDC 1995-D Limited Partnership
                                                          (Registrant)

                                             By its Managing General Partner
                                             Petroleum Development Corporation




Date:  November 6, 1997                             /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  November 6, 1997                             /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer