Form 10-K
period 1997-12-31
PDC 1995-D LIMITED PARTNERSHIP
filed 1998-03-27
CIK 1009961

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

ITEM 1.  BUSINESS.

General

      PDC 1995-D Limited Partnership ("the Partnership") is a limited partnership formed on December 29, 1995 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

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

Employees

      The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity and Productive Wells.

The following table sets forth the results of drilling activity from December 29, 1995 (date of inception) to March 15, 1998, of the Partnership which was conducted in the continental United States.

                                  Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1998. . .        42       2   44        37.5275  1.995  39.5225

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1998.

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

A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

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

      None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1997, PDC 1995-D Limited Partnership had one Managing General Partner, 6 Limited Partners who fully paid for 6.50 units at $20,000 per unit of limited partnership interests and a total of 484 Additional General Partners who fully paid for 401.35355 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

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

                                                                           Period from
                                                                           December 29,
                                                                           1995 (date of
                                                                           inception) to
                                                 Years Ended December 31,  December 31,
                                                     1997         1996         1995

Oil and Gas Sales . . . . . . . . . . . . . .    $1,039,407       821,378         -
Costs and Expenses  . . . . . . . . . . . . .     6,048,647       666,829     217,798
Net Income (loss) . . . . . . . . . . . . . .    (5,005,440)      154,878    (217,798)
Allocation of Net Income (loss):
      Managing General Partner. . . . . . . .    (1,003,692)       30,976      (2,774)
      Limited and Additional General Partners    (4,001,748)      123,902    (215,024)
      Per Limited and Additional
         General Partner Unit . . . . . . . .        (9,812)          304        (527)
Total Assets. . . . . . . . . . . . . . . . .     2,786,806     8,668,326   8,921,796
Distributions:
      Managing General Partner. . . . . . . .       173,557        83,808         -
      Limited and Additional General Partners       709,200       335,233         -

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well activities by December 31, 1997. Forty-four wells have been drilled, of which forty-two have been completed as producing wells. No additional wells will be drilled.

      The Partnership had net working capital at December 31, 1997 of $134,974.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared to 1996

      Oil and gas sales increased 26.5% in 1997 compared to 1996 due to increased sales volumes (1996 was not a full production year, see 1996 compared to 1995 below). The net loss of $5,005,440 in 1997 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which increased from $419,041 in 1996 to $882,757 in 1997.

1996 Compared to 1995

      The Partnership's wells were drilled and completed during the first quarter of 1996 with production starting in the second quarter. Total natural gas sales for this year were $821,378 with cash distributions to the partners of $419,041. During 1995, in accordance with the partnership agreement, a one time management fee of $203,927 was paid to the Managing General Partner.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.
                                       Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                                                        Period from
                                                                        December 29,
                                                                        1995 (date of
                                                                        inception) to
                                               Years Ended December 31, December 31,
                                                 1997        1996         1995

Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment                -            -     $8,901,796
Syndication and management fee                     -            -      1,019,634
Operator's charges                             $248,884     $134,618        -
Tax return preparation                            5,870        3,425       4,245
Direct administrative cost                          753        1,344       1,500


                                                              CONFORMED COPY
                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                              PDC 1995-D LIMITED PARTNERSHIP
                              (A West Virginia Limited Partnership)

                              Financial Statements for Annual Report
                              on Form 10-K to Securities and Exchange
                              Commission

                              Years Ended December 31, 1997 and 1996
                              and Period from December 29, 1995
                              (Date of Inception)
                              to December 31, 1995

                              (With Independent Auditors' Report Thereon)

                            PDC 1995-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)



                             Index to Financial Statements



Independent Auditors' Report                                            F-3
Balance Sheets - December 31, 1997 and 1996                             F-4
Statements of Operations -  Years Ended December 31, 1997
 and 1996 and Period from December 29, 1995 (Date of Inception)
 to December 31, 1995                                                   F-5
Statements of Partners' Equity - Years Ended December 31, 1997
 and 1996 and Period from December 29, 1995 (Date of Inception)
 to December 31, 1995                                                   F-6
Statements of Cash Flows -  Years Ended December 31, 1997
 and 1996 and Period from December 29, 1995 (Date of Inception)
 to December 31, 1995                                                   F-7
Notes to Financial Statements                                           F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1995-D Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from December 29, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.




                                                      KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                            PDC 1995-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                                    Balance Sheets

                              December 31, 1997 and 1996

      Assets                                           1997           1996

Current assets:
    Cash                                            $    2,761         7,125
    Accounts receivable - oil and gas revenues         163,454       267,719
      Total current assets                             166,215       274,844

Oil and gas properties,
    successful efforts method (Notes 3 and 5):       4,075,258     8,901,796
      Less accumulated depreciation, depletion,
       and amortization                              1,454,667       508,314
                                                     2,620,591     8,393,482

                                                    $2,786,806     8,668,326

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   31,241        24,564
      Total current liabilities                         31,241        24,564

Partners' equity                                     2,755,565     8,643,762


                                                    $2,786,806     8,668,326


See accompanying notes to financial statements.

                            PDC 1995-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

                      Years Ended December 31, 1997 and 1996 and the
        Period from December 29, 1995 (Date of Inception) to December 31, 1995

                                              1997         1996       1995

Revenues:
  Sales of oil and gas                  $ 1,039,407      821,378        -
  Interest income                             3,800          329        -
                                          1,043,207      821,707        -

Expenses (note 3):
  Lifting cost                              248,884      134,618        -
  Management fee                               -            -       203,927
  Independent audit fee                       8,500        7,491      7,268
  Franchise taxes                             5,703        4,637        858
  Tax return preparation                      5,870        3,425      4,245
  Direct administrative cost                    753        1,344      1,500
  Independent engineering cost                6,046        7,000        -
  Depreciation, depletion
   and amortization                         946,353      508,314        -
  Loss on impairment of oil and gas
   properties                             4,826,538         -           -
                                          6,048,647      666,829    217,798

    Net income (loss)                   $(5,005,440)     154,878   (217,798)


    Net income (loss) per
      limited and additional
      general partner unit              $    (9,812)         304       (527)

See accompanying notes to financial statements.

                             PDC 1995-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                            Statements of Partners' Equity

        Years Ended December 31, 1997 and 1996 and Period from December 29, 1995
                       (Date of Inception) to December 31, 1995


                                 Limited and          Managing
                                 additional           general
                                 general partners     partner       Total
Partners' initial capital
  contributions                  $8,157,071           1,784,359     9,941,430
Syndication costs                  (815,707)                -        (815,707)
Net loss                           (215,024)             (2,774)     (217,798)

   Balance, December 31, 1995    $7,126,340           1,781,585     8,907,925

Net income                          123,902              30,976       154,878
Distributions to partners          (335,233)            (83,808)     (419,041)

   Balance, December 31, 1996    $6,915,009           1,728,753     8,643,762

Net loss                         (4,001,748)         (1,003,692)   (5,005,440)
Distributions to partners          (709,200)           (173,557)     (882,757)

   Balance, December 31, 1997   $ 2,204,061             551,504     2,755,565

See accompanying notes to financial statements.

                          PDC 1995-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                  Years Ended December 31, 1997 and 1996 and the
Period from December 29, 1995 (Date of Inception) to December 31, 1995

                                                  1997          1996       1995


Cash flows from operating activities:
      Net income (loss)                    $(5,005,440)      154,878     (217,798)
      Adjustments to reconcile
        net income (loss) to net cash
        provided from (used by)
        operating activities:
          Depreciation, depletion
           and amortization                    946,353       508,314         -
          Loss on impairment of
           oil and gas properties            4,826,538          -            -
          Changes in operating
            assets and liabilities:
            Decrease (increase) in accounts
             receivable - oil
             and gas revenues                  104,265      (267,719)        -
            Increase in
             accrued expenses                    6,677        10,693       13,871

            Net cash provided from
             (used by) operating activities    878,393       406,166     (203,927)

Cash flows from investing activities:
      Expenditures for unevaluated
       oil and gas properties                    -              -      (8,901,796)

            Net cash used
            by investing activities              -              -      (8,901,796)

Cash flows from financing activities:
      Limited and additional general
       partner contributions                     -              -       8,157,071
      Managing General Partner contribution      -              -       1,784,359
      Syndication cost paid                      -              -        (815,707)
      Distributions to partners               (882,757)     (419,041)        -

            Net cash (used by) provided
             from financing activities        (882,757)     (419,041)   9,125,723

Net (decrease) increase in cash                 (4,364)      (12,875)      20,000
Cash at beginning of period                      7,125        20,000         -
Cash at end of period                      $     2,761         7,125       20,000




See accompanying notes to financial statements.

                          PDC 1995-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

              Years Ended December 31, 1997 and 1996 and the Period from December 29, 1995 (date of inception) to December 31, 1995

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

        The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1997 the loss on impairment of oil and gas properties as reflected in the Statements of Operations amounted to $4,826,538.

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

(3)     Transactions with Managing General Partner and Affiliates

        The Partnership's transactions with the Managing General Partner include charges for the following:

                                                                 Period from
                                                                 December 29,
                                                                 1995 (date of
                                               Years Ended       inception) to
                                               December 31,      December 31,
                                              1997        1996        1995

        Drilling, completion
         and lease costs                     -           -     $8,901,796
        Offering and organization costs
         (includes reimbursements of
         commissions, and management fee)    -           -      1,019,634
        Lifting costs                    $248,884    $134,618         -
        Tax return preparation              5,870       3,425       4,245
        Direct administrative cost            753       1,344       1,500

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

____________________
[FN]
  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, and due diligence expenses, of the Partnerships were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

  (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

  (3) The Managing General Partner receives monthly reimbursement from the Partnership for the direct costs incurred by the Managing General Partner on behalf of the Partnership.

  (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

                     PDC 1995-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued

  (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                         December 31,
                                                        1997         1996
         Lease acquisition costs                  $   197,790       197,790
         Intangible development costs               7,179,022     7,179,022
         Well equipment                             1,524,984     1,524,984
         Impairment Charge                         (4,826,538)         -

                                                  $ 4,075,258     8,901,796

         The following costs were incurred for the Partnership's oil and gas activities:

                                                               Period from
                                                               December 29,
                                                               1995 (date of
                                                               inception) to
                                    Years Ended December 31,   December 31,

                                      1997          1996           1995
         Costs capitalized:
         Unevaluated oil
          and gas properties       $    -             -          8,901,796
                                   $    -             -          8,901,796

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties
        differs from the basis used for financial reporting purposes.   At
        December 31, 1997 and 1996, the income tax basis of the partnership's oil and gas properties was $1,545,767 and $1,654,694, respectively.

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

                                                         Natural gas
                                                            (mcf)
        Proved developed reserves as of
         December 29, 1995 (date of inception)                -
        Extensions, discoveries and other additions       5,312,516
        Production                                         (299,266)

        Proved developed reserves as of
         December 31, 1996                                5,013,250

        Revision of previous estimates                   (1,635,182)
        Production                                         (377,019)

        Proved developed reserves as of
         December 31, 1997                                3,001,049